Form 10-K
period 2007-12-31
HSI Asset Loan Obligation Trust 2007-WF1
filed 2008-03-31
CIK 1387299

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007
                          -----------------------------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------

Commission file number  333-131607-12
                     -------------------

                 HSI Asset Loan Obligation Trust 2007-WF1
-------------------------------------------------------------------------
          (Exact name of issuing entity as specified in its charter)


                 HSI Asset Securitization Corporation
-------------------------------------------------------------------------
          (Exact name of depositor as specified in its charter)


                 HSBC Bank USA, National Association
------------------------------------------------------------------------
          (Exact name of sponsor as specified in its charter)


       New York                                   20-2592898
------------------------------          ---------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification No.)


c/o Citimortgage, Inc
4050 Regent Blvd
Regent - North Building
Irving, TX                                                 75063
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code  (469)-220-0916
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE.



Securities registered pursuant to Section 12(g) of the Act:   NONE.




Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes                       No   X
                          -------                  -------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes                       No   X
                          -------                  -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                   No
                          -------                  -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                           -------
Not Applicable.


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", " accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer      Non-accelerated filer X
                       ----                   ----                       ----

Smaller reporting company
                         ----


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes                       No   X
                          -------                  -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

   Not Applicable


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

   Not applicable.


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2007.

   Not applicable.


                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

   Not applicable.


                                    PART I


Item 1. Business.

Not Applicable.


Item 1A. Risk Factors.

Not Applicable.


Item 1B. Unresolved Staff Comments.

None.


Item 2. Properties.

Not Applicable.


Item 3. Legal Proceedings.

Not Applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not Applicable.


Item 6. Selected Financial Data.

Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.


Item 8. Financial Statements and Supplementary Data.

Not Applicable.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.


Item 9A. Controls and Procedures.

Not Applicable.


Item 9A(T). Controls and Procedures.

Not Applicable.


Item 9B. Other Information.

None.


                                     PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not Applicable.


Item 11. Executive Compensation.

Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.


Item 14. Principal Accounting Fees and Services.

Not Applicable.


      ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J



Item 1112(b) of Regulation AB. Significant Obligor Financial Information

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and
Other Support, Except for Certain Derivative Instruments (Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.


Item 1115(b) of Regulation AB. Certain Derivative Instruments (Financial Information).

Bear Stearns Financial Products Inc. provides an interest rate cap derivative instrument for the trust as disclosed in a 424(b)(5) filing dated January 26, 2007, Commission File Number 333-131607-12, CIK Number 0001387299. No additional disclosure is necessary because the significance percentage for the interest rate cap is less than 10% as of December 31, 2007.



Item 1117 of Regulation AB.  Legal Proceedings.

Certain information regarding this Item has been previously filed in a 424(b)
(5) filing dated January 26, 2007, Commission File Number 333-131607-12, CIK Number 0001387299.


Item 1119 of Regulation AB. Affiliation and Certain Relationships and Related Transactions.

Certain information regarding this Item has been previously filed in a 424(b)
(5) filing with the Commission on February 6, 2007, Commission File Number 333-131607-12, CIK Number 0001387299.

In addition, on March 16, 2008, JPMorgan Chase & Co. ("JPMorgan Chase") announced that it had entered into an Agreement and Plan of Merger, dated March 16, 2008 (the "Agreement and Plan of Merger"), and subsequently amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 24, 2008 (such amendment, together with the Agreement and Plan of Merger, the "Merger Agreement"), with The Bear Stearns Companies Inc., the parent company of Bear Stearns Financial Products Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in Merger Agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into The Bear Stearns Companies Inc. with The Bear Stearns Companies Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase. The Merger Agreement has been approved by the Boards of Directors of The Bear Stearns Companies Inc. and JPMorgan Chase and is subject to customary closing conditions, including stockholder approval. The Federal Reserve, the Office of the Comptroller of the Currency and other federal agencies have given all necessary approvals for the merger. The merger is expected to be completed by the end of the second calendar year quarter of 2008; however, there can be no assurance that the merger will close as contemplated.

In connection with the Merger Agreement, JPMorgan Chase issued an Amended and Restated Guaranty Agreement, effective as of March 16, 2008 (the "Guaranty"), guaranteeing the obligations and liabilities of The Bear Stearns Companies Inc. and certain of its affiliates, including Bear Stearns Financial Products Inc.'s obligations under the interest rate cap derivative instrument. A copy of the Guaranty is filed as Exhibit 99 to this Form 10-K. Except with respect to the addition of this Guaranty, the terms and conditions of the interest rate cap derivative instrument remain unchanged.

JPMorgan Chase is a financial holding company incorporated under Delaware law, whose principal office is located in New York, New York. JPMorgan Chase services include investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management, and private equity. A component of the Dow Jones Industrial Average, JPMorgan Chase serves millions of consumers in the United States and many of the world's corporate, institutional and government clients under its JPMorgan and Chase brands.


Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset -backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The following parties have reported one or more instances of material noncompliance with applicable servicing criteria in their reports on assessments of compliance:

CitiBank, N.A. has reported material noncompliance with applicable servicing criterion 1122(d)(2)(i) and 1122(d)(3)(ii) during the year ended December 31, 2007.

1122(d)(2)(i) "With respect to certain transactions for which the transaction documents require that funds be deposited into the custodial bank accounts on the day funds are received by the Company, funds were not deposited into the custodial bank accounts in accordance with the terms of the transaction documents...the funds received were deposited into the specified custodial account on the day after the day they were received. As the one-day delay only impacted investment income to which the Company was entitled as compensation for its services as securities administrator, management believes that the delay did not affect the amount of any payments to any security holder or to any other transaction party...";

1122(d)(3)(ii) "...With respect to certain remittances during the reporting period, amounts due to investors were allocated and remitted in accordance with distribution priority and other terms set forth in the transaction agreements, but were not paid timely to investors."


Item 1123 of Regulation AB.  Servicer Compliance Statement.

Servicer compliance statements are attached hereto under Item 15.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits
       (4) Pooling and Servicing Agreement, dated as of January 1, 2007, among HSI Asset Securitization Corporation, as depositor, CitiMortgage Inc., as master servicer, Citibank, N.A., as securities administrator, Wells Fargo Bank, N.A, as originator, custodian and servicer, Office Tiger Global Real Estate Services Inc., as credit risk manager, and Deutsche Bank National Trust Company as trustee (incorporated by reference from Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K dated February 6, 2007, and filed with the Securities and Exchange Commission on Feburary 21, 2007, Commission File Number 333-131607 -12, CIK Number 0001384299).

      (10)  Incorporated by reference as Exhibit (4).

      (31)  Rule 13a-14(d)/15d-14(d) Certifications.

      (33) Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
            (a) Citibank, N.A., as Securities Administrator
            (b) Citimortgage, Inc., as Master Servicer
            (c) Wells Fargo Bank, N.A., as Servicer
            (d) Wells Fargo Bank, N.A., as Custodian

      (34) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a) Citibank, N.A., as Securities Administrator
            (b) Citimortgage, Inc., as Master Servicer
            (c) Wells Fargo Bank, N.A., as Servicer
            (d) Wells Fargo Bank, N.A., as Custodian


      (35)  Servicer Compliance Statement.
            (a) Citimortgage, Inc., as Master Servicer
            (b) Wells Fargo Bank, N.A., as Servicer

      (99) Amended and Restated Guaranty Agreement, effective as of March 16, 2008, by JPMorgan Chase & Co.

  (b) Exhibits identified in paragraph (a) above.

  (c) Not Applicable.



                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)    HSI Asset Loan Obligation Trust 2007-WF1
            -----------------------------------------------------------------

Signed:

By /s/ Tommy Harris
      -----------------------------------------------------
       Tommy Harris
       Senior Vice President
       (Senior Officer in Charge of the Servicing Function of the Master
       Servicer)
       CitiMortgage Inc., as Master Servicer



Date   March 28, 2008
      -----------------------------------------------------


Exhibit Index

Exhibit No.

  (a) Exhibits
       (4) Pooling and Servicing Agreement, dated as of January 1, 2007, among HSI Asset Securitization Corporation, as depositor, CitiMortgage Inc., as master servicer, Citibank, N.A., as securities administrator, Wells Fargo Bank, N.A, as originator, custodian and servicer, Office Tiger Global Real Estate Services Inc., as credit risk manager, and Deutsche Bank National Trust Company as trustee (incorporated by reference from Exhibit 4.1 to the Issuing Entity's Current Report on Form 8-K dated February 6, 2007, and filed with the Securities and Exchange Commission on Feburary 21, 2007, Commission File Number 333-131607 -12, CIK Number 0001387299).

      (31)  Rule 13a-14(d)/15d-14(d) Certifications.

      (33) Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
            (a) Citibank, N.A., as Securities Administrator
            (b) Citimortgage, Inc., as Master Servicer
            (c) Wells Fargo Bank, N.A., as Servicer
            (d) Wells Fargo Bank, N.A., as Custodian

      (34) Attestation Report on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a) Citibank, N.A., as Securities Administrator
            (b) Citimortgage, Inc., as Master Servicer
            (c) Wells Fargo Bank, N.A., as Servicer
            (d) Wells Fargo Bank, N.A., as Custodian


      (35)  Servicer Compliance Statement.
            (a) Citimortgage, Inc., as Master Servicer
            (d) Wells Fargo Bank, N.A., as Servicer

      (99) Amended and Restated Guaranty Agreement, effective as of March 16, 2008, by JPMorgan Chase & Co.

  (b) Exhibits identified in paragraph (a) above.

  (c) Not Applicable.